Form 10QSB
period 1997-06-30
CYPRESS CAPITAL INC
filed 1997-12-23
CIK 1023129

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                            Yes X             No___

As of June 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1997
                 and December 31, 1996                     3

               Statements of Operations, Six Months
                 ended June 30, 1997 and Three Months
                 ended June 30, 1997                       4

               Statements of Cash Flows, Six Months
                 ended June 30, 1997 and Three Months
                 ended June 30, 1997                       5

               Notes to Financial Statements               6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                6

Part II.  Other Information                                7

Signatures                                                 7

                      CYPRESS CAPITAL, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                          June 30      December 31
                                            1997          1996
Current Assets
 Cash                                   $        94    $      270
 Total Current Assets                            94           270

Organization costs, net of amortization         200           225

  Total Assets                          $       294    $      495


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                   $     2,268    $      101
  Total Current Liabilities                   2,268           101

Stockholders' Equity:
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding            -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                           125           125
     Additional paid-in capital              12,375        12,375
     Accumulated deficit                    (14,474)      (12,106)
Total Stockholders' Equity                   (1,974)          394

Total Liabilities and
  Stockholders' Equity                  $       294    $      495

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                 Three Months Ended June 30, 1997

Revenues                                           $      -

Operating Expenses:
     Professional fees                                1,100
     Other                                               41
       Total Operating Expenses                       1,141

Net Loss                                          $  (1,141)

Per Share                                         $     nil

Weighted Average Number of Shares
 Outstanding                                      1,250,000

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                   Six Months Ended June 30, 1997

Revenues                                          $       -

Operating Expenses:
     Professional fees                                2,268
     Other                                              100
       Total Operating Expenses                       2,368

Net Loss                                          $  (2,368)

Per Share                                         $     nil

Weighted Average Number of Shares
 Outstanding                                      1,250,000

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                Three Months Ended March 31, 1997

Cash Flows Operating Activities:
     Net (loss)                                   $   (1,141)
     Amortization                                         12
     Increase in accounts payable                      1,100

  Net Cash (Used in) Operating
   Activities                                            (29)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities                       -

(Decrease) in Cash                                       (29)

Cash, Beginning of Period                                123

Cash, End of Period                               $       94

Interest Paid                                     $        -

Income Taxes Paid                                 $        -

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                  Six Months Ended June 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                   $   (2,368)
     Amortization                                         25
     Increase in accounts payable                      2,167

  Net Cash (Used in) Operating
   Activities                                           (176)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities                       -

(Decrease) in Cash                                      (176)

Cash, Beginning of Period                                270

Cash, End of Period                               $       94

Interest Paid                                     $        -

Income Taxes Paid                                 $        -

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1997, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYPRESS CAPITAL, INC.

Date: December 17, 1997                 By:/s/ Timothy J. Brasel
                                           Timothy J. Brasel
                                           President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically