Form 10QSB
period 1997-09-30
CYPRESS CAPITAL INC
filed 1998-05-19
CIK 1023129

PAGE

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                               FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1997


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

                            Yes X             No___


As of September 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.


Transitional Small Business Disclosure Format (check one): Yes___     No X

                              INDEX

                                                         Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and December 31, 1996                     3

               Statement of Operations, Three Months
                 Ended September 30, 1997                       3

               Statement of Operations, Nine Months
                 Ended September 30, 1997                       4

               Statement of Cash Flows, Three Months
                 Ended September 30, 1997                       5

               Statement of Cash Flows, Nine Months
                 Ended September 30, 1997                       6

               Notes to Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                     8

                      CYPRESS CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                   September 30   December 31
                                       1997          1996

Current Assets
 Cash                                   $       298    $      270
  Total Current Assets                           298          270

Organization costs, net of amortization         188           225

  Total Assets                     $       486    $      495


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                   $       441    $      101
  Total Current Liabilities                     441           101

Stockholders' Equity:
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding            -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                          125                125
     Additional paid-in capital              14,875        12,375
     Accumulated deficit                    (14,955)      (12,106)
Total Stockholders' Equity                       45           394

Total Liabilities and
  Stockholders' Equity                  $       486    $      495


















The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

              Three Months Ended September 30, 1997


Revenues                                     $      -

Operating Expenses:
     Professional fees                                  441
     Other                                               40
       Total Operating Expenses                         481

Net Loss                                     $    (481)

Per Share                                    $     nil

Weighted Average Number of Shares
 Outstanding                                 1,250,000




































The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.

                     STATEMENTS OF OPERATIONS
                           (Unaudited)

               Nine Months Ended September 30, 1997


Revenues                                     $       -

Operating Expenses:
     Professional fees                                2,709
     Other                                              140
       Total Operating Expenses                       2,849

Net Loss                                     $  (2,849)

Per Share                                    $     nil

Weighted Average Number of Shares
 Outstanding                                 1,250,000




































The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

              Three Months Ended September 30, 1997



Cash Flows Operating Activities:
     Net (loss)                                   $     (481)
     Amortization                                   12
     Increase in accounts payable                     (1,827)

  Net Cash (Used in) Operating
   Activities                                    (2,296)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities
   Increase in additional paid-in capital                   2,500

  Net Cash Provided by Financing Activities                2,500

Increase in Cash                                         204

Cash, Beginning of Period                                 94

Cash, End of Period                          $      298

Interest Paid                                $        -

Income Taxes Paid                                 $        -
























The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

               Nine Months Ended September 30, 1997



Cash Flows Operating Activities:
     Net (loss)                                   $   (2,849)
     Amortization                                   37
     Increase in accounts payable                        340

  Net Cash (Used in) Operating
   Activities                                    (2,472)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities
   Incresae in additional paid-in capital                   2,500

  Net Cash Provided by Financing Activities                2,500

Increase in Cash                                          28

Cash, Beginning of Period                                270

Cash, End of Period                          $      298

Interest Paid                                $        -

Income Taxes Paid                                 $        -
























The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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

                                  CYPRESS CAPITAL, INC.



Date: December 18, 1997                 By:/s/ Timothy J. Brasel
                                        Timothy J. Brasel
                                        President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically