Form 10QSB
period 1998-03-31
CYPRESS CAPITAL INC
filed 1998-05-22
CIK 1023129

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                       Commission File Number: 0-21241

                             CYPRESS CAPITAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        84-1349551
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

           5770 South Beech Court, Greenwood Village, Colorado 80121
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (303) 221-7376
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of March 31, 1998, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                          Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1998
                 (Unaudited) and December 31, 1997              3

               Statements of Operations, Three Months
                 Ended March 31, 1998 and March 31,
                 1997 (Unaudited)                               4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1998 and March 31,
                 1997 (Unaudited)                               5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     6

Part II.  Other Information                                     7

                      CYPRESS CAPITAL, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                              March 31     December 31
                                                1997          1997
Current Assets
 Cash                                        $       243    $      271
  Total Current Assets                               243           271

Organization costs, net of amortization              163           175

  Total Assets                               $       406    $      446


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                        $     2,031    $      811
     Advances payable, related parties             2,500         2,500
  Total Current Liabilities                        4,531         3,311

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                 -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                                125           125
     Additional paid-in capital                   12,375        12,375
     Accumulated deficit                         (16,625)      (15,365)
Total Stockholders' (Deficit)                     (4,125)       (2,865)

Total Liabilities and Stockholders' (Deficit)$       406    $       446

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                  Three Months        Three Months
                                     Ended               Ended
                                    March 31,           March 31,
                                      1998                1997

Revenues                           $         -         $         -

Operating Expenses:
     Professional fees                   1,221               1,168
     Other                                  39                  59
       Total Operating Expenses          1,260               1,227

Net Loss                           $    (1,260)        $    (1,227)

Per Share                          $       nil         $       nil

Weighted Average Number
 of Shares Outstanding               1,250,000           1,250,000

The accompanying notes are an integral part of the financial statements.

                      CYPRESS CAPITAL, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                   Three Months        Three Months
                                      Ended               Ended
                                     March 31,           March 31,
                                       1998                1997
Cash Flows Operating Activities:
     Net (loss)                    $   (1,260)         $   (1,227)
     Amortization                          12                  13
     Increase in accounts payable       1,220               1,067

  Net Cash (Used in) Operating
   Activities                             (28)               (147)

Cash Flows from Investing
 Activities                                 -                   -

Cash Flows from Financing
 Activities                                 -                   -

(Decrease) in Cash                        (28)               (147)

Cash, Beginning of Period                 271                 270

Cash, End of Period                $      243          $      123

Interest Paid                      $        -          $        -

Income Taxes Paid                  $        -          $        -

The accompanying notes are an integral part of the financial statements.
                               -5-

                      CYPRESS CAPITAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    March 31, 1998 (Unaudited)

(1) Condensed Financial Statements

    The financial statements included herein have been prepared by Cypress Capital, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Cypress Capital, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Cypress Capital, Inc. later in the year.

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

The Company generated no revenues during the quarter ended March 31, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1998, the Company had no material commitments for capital expenditures.

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

                             CYPRESS CAPITAL, INC.

Date:  May 20, 1998               By:  /s/ Timothy J. Brasel
                                  Timothy J. Brasel, President