Form 10QSB
period 1998-09-30
TERRA TELECOMMUNICATIONS CORP
filed 1998-11-23
CIK 1023129

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended September 30, 1998


                        Commission File Number: 000-21381


                         TERRA TELECOMMUNICATIONS CORP.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                        84-1349551
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             1101 Brickell Avenue, Suite 200, Miami, Florida  33131
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                               (305) 577-9700
                         --------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of September 30, 1998, 10,000,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                    INDEX
                                                                   PAGE
                                                                  NUMBER

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Consolidated Balance Sheet as of September 30,
        1998 (Unaudited)........................................    3

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 1998 and 1997
        (Unaudited).............................................    4

        Consolidated Statements of Cash Flows for nine months
        ended September 30, 1998 and 1997 (Unaudited)...........    5

        Notes to Unaudited Consolidated Financial Statements....    6

ITEM 2. Management's Discussion and Analysis Or Plan of
        Operations..............................................   10

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings...............................   17

        ITEM 2. Changes in Securities...........................   17

        ITEM 3. Default Upon Senior Securities..................   17

        ITEM 4. Submission of Matters to a Vote of Security
                Holders.........................................   17

        ITEM 5. Other Information...............................   18

        ITEM 6. Exhibits and Reports on Form 8-K................   18

        SIGNATURES..............................................   18

PART I -   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         TERRA TELECOMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET
                                                           September 30,
                                                               1998
                                                           -------------
                                                            (Unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                                 $  803,085
  Accounts receivable, net of allowance for
   doubtful accounts of $31,573                                373,043
  Note receivable                                              600,000
  Capital lease receivable                                     230,495
  Other current assets                                         121,857
                                                            ----------
     Total current assets                                    2,128,480

Property and equipment, net                                  4,987,525

Investments in unconsolidated affiliates at
  equity, net of advances                                      360,954
Capital lease receivable, net of current portion               338,322
Deferred taxes                                                 864,470
Other assets                                                   654,485
                                                            ----------
     Total assets                                           $9,334,236
                                                            ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $1,401,793
  Accrued expenses                                             128,916
  Income taxes payable                                         110,000
  Current portion of long-term debt                            803,048
                                                            ----------
     Total current liabilities                               2,443,757

Notes payable, net of current portion                        3,590,764
Deferred taxes payable                                       1,421,165

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000 shares
   authorized, none issued and outstanding                        -
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 10,000,000 shares issued and outstanding          1,000
  Retained earnings                                          2,627,290
  Less notes receivable - stockholders                        (749,740)
                                                            ----------
     Total stockholders' equity                              1,878,550
                                                            ----------
     Total liabilities and stockholders' equity             $9,334,236
                                                            ==========
See accompanying notes.

                        TERRA TELECOMMUNICATIONS CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Three months ended         Nine months ended
                                September 30,             September 30,
                             1998         1997        1998          1997
                          ----------  -----------  -----------   -----------
                                      (Pro forma)                (Pro forma)

Revenues                  $ 212,076   $ 190,422    $   820,066   $ 1,114,051

Costs of services           137,993     198,864        982,767     1,474,578
                          ---------   ---------    -----------   -----------

Gross profit (loss)          74,083      (8,442)      (162,701)     (360,527)

Selling, general and
 administrative expenses    726,513     579,224      2,077,949     1,263,875
                          ---------   ---------    -----------   -----------

Operating loss             (652,430)   (587,666)    (2,240,650)   (1,624,402)

Other income (expenses):
 Gain on sale of
  affiliate                    -           -         2,773,564          -
 Gain on sale of
  software                     -           -         1,150,000          -
 Other income               160,541      11,317        583,662        34,296
 Interest income, net        25,519       1,217         53,244         3,687
 Undistributed losses
  from unconsolidated
  affiliates                (84,175)    (52,410)      (286,527)     (158,819)
                          ---------   ---------    -----------   -----------

Total other income
 (expense)                  101,885     (39,876)     4,273,943      (120,836)
                          ---------   ---------    -----------   -----------

Income (loss) from
 operations before
 income taxes              (550,545)  (627,542)      2,033,293    (1,745,238)

Provision (benefit)
 for income taxes -
 deferred                   (93,653)   (95,488)        353,952      (261,036)
                          ---------   ---------    -----------   -----------

Net income (loss)         $(456,892)  $(532,054)   $ 1,679,341   $(1,484,202)
                          =========   =========    ===========   ===========

Weighted average number
 of shares outstanding    1,535,326  10,000,000      1,346,154    10,000,000
                          ---------  ----------    -----------   -----------
Net income (loss) -
 per common share         $   (0.30)  $   (0.05)   $      1.25   $     (0.15)
                          ---------   ---------    -----------   -----------

See accompanying notes.

                         TERRA TELECOMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                          Nine Months
                                                      Ended September 30,
                                                      1998           1997
                                                  ------------   ------------
                                                                  (Pro forma)
Cash flows from operating activities:
 Net income (loss)                                $ 1,679,341    $(1,484,202)
Adjustments to reconcile net income (loss)
 to cash used in operating activities:
  Depreciation and amortization                       173,845        130,384
  Deferred income taxes                               260,097       (965,273)
  Provision for doubtful accounts                      31,573           -
  Gain on sales of investment securities              (20,858)          -
  Gain on sale of fixed assets                        (16,600)          -
  Gain on sale of affiliate                        (2,773,564)          -
  Gain on sale of software                         (1,150,000)          -
  Other non-cash items                                (22,754)       (45,625)
  Equity in losses from uncombined affiliates         286,527        158,819
  Provision for discontinued operations               110,000           -
Changes in operating assets and liabilities,
 net of effect of acquisition:
  Accounts receivable                                (313,380)       (65,540)
  Prepaid expenses and other current assets           (45,361)          -
  Other receivable                                       -            82,124
  Other assets                                       (127,485)          -
  Accounts payable and accrued expenses                 3,809     (1,073,306)
  Income tax payable                                 (110,000)          -
                                                  -----------    -----------
     Net cash used in operating activities         (2,034,810)    (1,116,007)
                                                  -----------    -----------
Investing activities:
  Purchases of property and equipment              (2,271,087)      (144,162)
  Purchases of certificates of deposit                   -            21,125
  Proceeds from maturities of certificates of
   deposit                                            114,980           -
  Purchases of marketable securities                     -          (104,153)
  Proceeds from sales of investment securities        371,531           -
  Proceeds from sale of fixed assets                   16,600           -
  Proceeds from sale of affiliate                   2,173,564           -
  Proceeds from sale of software                    1,150,000           -
  Investments in and receivables from
   uncombined affiliates                             (493,894)          -
                                                  -----------    -----------
     Net cash provided by (used in) investing
      activities                                    1,061,694       (227,190)
                                                  -----------    -----------
Financing activities:
  Bank overdraft                                     (183,786)          -
  Proceeds from equipment loans                     1,889,942           -
                                                  -----------    -----------
    Net cash provided by financing activities       1,706,156           -
                                                  -----------    -----------
Net change in cash and cash equivalents               733,040     (1,343,197)
Cash and cash equivalents and beginning of year        70,045      2,376,746
                                                  -----------    -----------
Cash and cash equivalents at end of year          $   803,085    $ 1,033,549
                                                  ===========    ===========
See accompanying notes.

                          TERRA TELECOMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 - UNAUDITED -

1.   GENERAL

     Organization and Basis of Presentation

     On September 28, 1998, Terra Telecommunications Corp. (formerly "Cypress Capital, Inc.") (the "Company") completed the acquisition of 100% of the outstanding common stock of Terra Telecommunications Corp., a Florida corporation ("Terra-Florida"), in exchange for 9,500,000 shares of the Company's Common Stock (approximately 95% of the shares now outstanding). The Company previous to the foregoing acquisition was a non-operating shell.

     The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by Terra-Florida for the net monetary assets of Cypress Capital, Inc., accompanied by a recapitalization of Terra-Florida. The accompanying Pro-forma Consolidated Statements of Operations and Cash Flows for the Three and Nine Months ended September 30, 1997 have been prepared as if the acquisition had been consummated on January 1, 1997.

     The Company is a facilities-based long-distance telecommunications carrier focused on international long-distance traffic. The Company offers telecommunications services, including direct dial "1 plus" and toll-free long distance, calling and debit cards, international toll-free service, Internet and Voice over Internet Services, private lines, frame relay, international inbound service, international country to country calling services and international call-through from selected markets.

     These financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, the information contained herein reflects all adjustments necessary to make the financial position, results of operations and cash flows for the interim periods a fair presentation. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the interim periods shown are not necessarily indicative of results of operations to be expected for the entire fiscal year.

     Management's Assumptions and Estimates

     The accompanying financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and, disclosure of contingent assets and liabilities at the date of the financial statements and, the reported amounts of revenues and expense during the reported period. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. The actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reference should be made to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, specifically Note 2, for a summary of the Company's significant accounting policies, and Form 8K/A dated November 13, 1998, containing the financial statements of Terra-Florida, the newly acquired business.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the three months and nine months ended September 30, 1997 and 1998, respectively, comprehensive income is the same as net income.

     SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. SFAS No.'s 130 and 131 are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of these statements is not expected to have a material effect on the Company's financial statement disclosures.

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on its financial statements.

3.   LONG-TERM OBLIGATIONS

     On June 30, 1998, the Company's subsidiary, World Access Communications Corp ("WACC") entered into a network development and management agreement (the "Network Agreement") with Cherry Communications, Inc. d/b/a Resurgens Communications Group, Inc. ("Resurgens"), a long distance telephone service provider. Under the Network Agreement, the Company agreed to develop and manage for Resurgens a telecommunications network (the "Network") to eight Latin American countries. During the six year term of the Network Agreement, Resurgens is granted priority use of the Network. The Company is also entitled to use the Network subject to Resurgens' priority. Resurgens is solely responsible for billings and collections from its subscribers, has agreed to prepay certain minimum usage amounts in advance on a weekly basis, and has committed to purchase a minimum number of minutes from the Company at an agreed upon price.

     In order to finance the Network, Nextelcom Corp. ("NTC"), another wholly owned subsidiary of the Company agreed to purchase from World Access, Inc. ("WAX") (an entity unrelated to the Company), a telecommunications switch and related equipment necessary to service the Network for $2,503,870. Additionally, WAX agreed to finance other equipment and the cost of services necessary to complete the Network in the amount of $4,048,070. The total amount of financing required to create the Network is covered by a secured financing arrangement between NTC and WAX.

     NTC's obligations under this financing arrangement are collateralized by three promissory notes issued by NTC to WAX. The first of these notes, in the amount of $2,503,870, represents the price of a Nortel switch sold to NTC by WAX and is payable in equal monthly installments of $53,412 beginning October 1998 and ending September 2003. The note is collateralized by the equipment purchased and has been guaranteed by WACC. The second note, in the amount of $1,730,070, represents the cost of certain additional equipment necessary to create the Network. The note is payable in equal monthly installments of $53,036 beginning in October 1998 and ending in September 2001. The note is collateralized by a pledge of all of the outstanding capital stock of NTC and a guaranty of payment by WACC. The third note, in the amount of $2,318,000, represents the cost of services such as leases on premises, local telephone lines and bandwidth necessary to operate the Network. The note is payable in equal monthly installments of $59,600 beginning October 1998 through September 2001, at which time a balloon payment of $550,000 is due. The note is collateralized by the assignment of the Network to WAX in the event of default and a guarantee of payment by WACC. The notes bear interest at 9.5% per annum.

     As of September 31, 1998, the first note for $2,503,870 and $1,889,942 of the remaining two notes have been recorded as current and long-term debt in the accompanying financial statements.

4.   NON-RECURRING ITEMS

     Sale of Foreign Affiliate

     On April 14, 1998, pursuant to a Stock Sale agreement, Terra-Florida sold all the shares of its Peru affiliate, ACC de Peru, S.A., representing a 50% stock interest in the affiliate, for $2,800,000, and recognizing a gain of $2,773,564. The sale was payable $2,000,000 in cash at closing and a promissory note for $800,000 payable quarterly in four equal installments at a 6% annual interest rate, with the first payment due 90 days after closing.
The sale agreement also provided for the buyer to assume any and all liabilities including an existing switch equipment lease held between the Company and its Peru affiliate. The equipment lease requires monthly lease payments of $22,950 for 36 months. The promissory note and equipment lease were discounted and collected on November 12, 1998 (see Note 5).

     Sale of Proprietary Software.

     On February 20, 1998, the Company entered into an agreement to sell the source code to certain telecommunications processing software to an unaffiliated third party. As a result of this sale, on March 2, 1998, the Company received $1,225,000, and recorded a gain of approximately $1,150,000.

5.   SUBSEQUENT EVENTS

     On November 6, 1998 the Company, through a wholly owned corporation, Terra Telecommunications Realty Corp., acquired a commercial building for $655,000. This property was purchased from cash funds of the Company and will become the new switching facility and headquarters for the Company. The Company anticipates that it will move to this new premises in December 1998.

     On November 12, 1998, WACC, entered into an agreement under which WACC discounted the amounts due under a note and lease (see Note 4) by approximately $92,000 resulting in a net payment to WACC of $824,000. This discount will be repaid to WACC in the event that WACC and the purchaser are able to finalize certain new business possibilities. There can be no assurance that the new business arrangements will be consummated or that WACC will recoup the amount of the discount, because any final agreement is subject to numerous conditions precedent, many of which may (or not) be satisfied in the sole discretion of either party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Certain statements in this Quarterly Report on Form 10-Q made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "estimates", "will", "should", "plans", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These statements are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Investors are cautioned that all forward-looking statements are not guarantees of future performance and that actual results could vary materially from those in the forward-looking statements. Investors are also cautioned that forward-looking statements involve risks and uncertainties including, without limitation, risks related to the effectiveness of management's strategies and decisions, market acceptance of and demand for the Company's products and services by customers, continued relationships with and pricing dependence on third party suppliers, economic conditions, results of financing efforts and regulatory approvals and developments. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Statements with respect to acquisitions and continued trends are forward-looking and involve risks and uncertainties. Furthermore, the Company's current plans call for it to create significant operations in Latin America and the Carribean, subjecting the Company to certain political and commercial risk. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

     Summary

     On September 28, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Terra Telecommunications Corp., a Florida corporation ("Terra-Florida"), in exchange for 9,500,000 shares of the Company's Common Stock (approximately 95% of the shares now outstanding). Terra-Florida was formed as a holding company in 1998 to manage certain telecommunications companies in which Terra-Florida had ownership interests. The Company previous to the foregoing acquisition was a non-operating public shell.

     As a result of the acquisition, the Company succeeded to Terra-Florida's business as an emerging multi-national carrier focused primarily on providing integrated and competitively priced long-distance telecommunications services, Internet access, and Internet Telephony services. The Company operates a telecommunications network of switches and leased lines with interconnections to other domestic and foreign carriers. The Company also offers discounted international and national value-added wholesale, and enhanced telecommunications services to small and medium-sized businesses, as well as to residential and wholesale customers. The Company is also an Internet Service Provider providing its customers various Internet services, including Voice Over Internet (voice telecommunications over the Internet).

     The Company derives its revenues by providing international and domestic long-distance services on a wholesale basis to other telecommunications carriers and resellers. Service revenues are based on minutes of use and charged at a rate per minute which varies according to the termination point of the traffic and time of day. All revenues are billed in United States dollars.

     The Company also has an investment interest in various internationally based joint ventures through which it is beginning to sell various services in certain countries in Latin America and the Carribean. None of these joint ventures on an individual basis currently contributes a material portion of the Company's revenues.

     The Company, prior to the Terra-Florida acquisition, had no revenues for the nine months ended September 30, 1997. The following compares the revenues of Terra-Florida and the predecessor company for the 1997 periods indicated on a pro forma basis as if the acquisition occurred at the beginning of 1997. The acquisition was considered to be a capital transaction, in substance equivalent to the issuance of stock by Terra-Florida for the net monetary assets of Cypress Capital, the predecessor company.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues increased 11% or $21,654, from $190,422 in the third quarter of 1997, to $212,076 in the third quarter of 1998. The increase is principally due to the Company's increasing emphasis on wholesale sales to carriers.

     COSTS OF SERVICES. Costs of services decreased 31%, or $60,871, from $198,864 in the third quarter of 1997, to $137,993 in the third quarter of 1998. Costs of services decreased because, due to increasing experience in the international arena, the Company was successful in negotiating more favorable rates from vendors.

     GROSS PROFIT. Gross profit increased 978%, or $82,525, from negative $8,442 in the third quarter of 1997, to positive $74,083 in the third quarter of 1998. As a percentage of revenues, gross profit increased from approximately negative 4% in the third quarter of 1997 to approximately positive 35% in the third quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and
administrative expense increased   25%, or $147,289, from $579,224 in the
third quarter of 1997, to $726,513 in the third quarter of 1998. This increase was due primarily to increased personnel and professional expenses. The expenses incurred reflect the demands of the Company's expansion, an increase in the volume and sophistication of corporate transactions, and the Company's ongoing efforts to raise additional capital for its proposed expansion.

     OTHER INCOME (EXPENSE). Other income increased by 355% or $141,761 from a net other expense of $39,876 in the third quarter of 1997, to net other income of $101,885 in the third quarter of 1998, due to the Company's more effective auditing procedures for its supplier's invoices which resulted in the discovery of substantial billing errors and overcharges, the amounts of which were settled with the carriers and credited to the Company.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 50%, or $17,554, from $34,946 in the third quarter of 1997, to $52,500 in the third quarter of 1998. This increased expense is principally due to the depreciation of assets acquired by the Company to support continued expansion of the Company's network.

     NET LOSS. Net loss decreased 14%, or $75,162 from a net loss of $532,054 in the third quarter of 1997, to $456,892 in the third quarter of 1998, due to the above factors.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Revenues decreased 26%, or $293,985, from $1,114,051 in the third quarter of 1997, to $820,066 in the third quarter of 1998. The decrease is principally due to the Company's change in emphasis from international call-back sales to the commencement of volume sales to carriers through the Company's network. An additional contributing factor to the decline in revenues was a decrease in revenues resulting from the uncertainties of global markets.

     COSTS OF SERVICES. Costs of services decreased 33%, or $491,811, from $1,474,578 in the third quarter of 1997, to $982,767 in the third quarter of 1998. Costs of services decreased because, due to increasing experience in the international arena, the Company was successful in negotiating more favorable rates from vendors.

     GROSS PROFIT (LOSS). Gross loss decreased 55%, or $197,826, from negative $360,527 in the third quarter of 1997, to negative $162,701 in the third quarter of 1998. As a percentage of revenues, gross loss decreased from approximately negative 34% in the third quarter of 1997 to approximately negative 19% in the third quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and
administrative expense increased   64%, or $814,074, from $1,263,875 in the
third quarter of 1997, to $2,077,949 in the third quarter of 1998. This increase was due primarily to increased personnel and professional expenses. The expenses incurred reflect the demands of the Company's expansion, an increase in the volume and sophistication of corporate transactions, and the Company's ongoing efforts to raise additional capital for its proposed expansion.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 64%, or $67,948, from $105,897 in the third quarter of 1997, to $173,845 in the third quarter of 1998. This increased expense is principally due to the depreciation of assets acquired by the Company to support continued expansion of the Company's network.

     INTEREST EXPENSE. As of September 30, 1998, except with respect to the various notes incurred by the Company in connection with the Resurgens Network Management Agreement (which notes do not become payable until November, 1998), the Company had no material long or short term capital leases or borrowings. The Company is working to develop additional sources of working capital to expand its operations. There can be no assurance that any such sources of working capital will become available, or if available will be available upon terms acceptable to the Company.

     OTHER INCOME (EXPENSE). Other income increased by 3637% or $4,394,779 from a net other expense of $120,836 in the third quarter of 1997, to net other income of $4,273,943 in the third quarter of 1998, due to sales of certain of the Company's assets. Specifically, In February 1998, the Company sold the source code to certain telecommunications processing software to an unaffiliated third party at a gain of approximately $1,150,000. Additionally, in April 1998 the Company sold all the shares of its Peru affiliate, ACC de Peru, S.A., representing a 50% stock interest in the affiliate at a gain of $2,773,564. Finally, due to the Company's more effective auditing procedures for its supplier's invoices which resulted in the discovery of substantial billing errors and overcharges, the amounts of which were settled with the carriers and credited to the Company in an approximate amount of $546,000.

     NET INCOME (LOSS). Net income increased 213% or $3.16 million, from a loss of $1.48 million in the third quarter of 1997, to income of $1.68 million in the third quarter of 1998, due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $2,034,810 for the nine months ended September 30, 1998, as compared to $1,116,007 for the nine months ended September 30, 1997. The increase in net cash used by operations in 1998 as compared to 1997 was due primarily to the increase in cash required to fund the expansion of the Company's operations, including the purchase of substantial additional equipment and the employment of additional personnel required to implement and begin deployment of an international telecommunications system. Additional factors impacting the increased cash use in 1998 as compared to 1997 were professional expenses and payment of carrier invoices.

     Net cash provided by investing activities was $1,061,694 for the nine months ended September 30, 1998, as compared to net cash of $(227,190) used in investing activities for the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company expended approximately $2.3 million on the purchase of computer and telecommunications equipment and $500,000 in investments in affiliates as part of the company's network expansion strategy, as compared to $144,000 in investing activities for the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company received proceeds of $3.3 million from the sales of an affiliate and software, and $371,000 from the sale of investment securities.

     Net cash provided by financing activities was $1,706,156 for the nine months ended September 30, 1998. A significant amount of these borrowings related to the equipment financing arrangements necessary to create the Company's international telecommunications system. The Company had no financing activities for the nine months ended September 30, 1997.

     As of September 30, 1998, the company had cash and cash equivalents of approximately $803,000 and negative working capital of $315,000. Included in working capital is $803,000 of the current portion of long-term debt and $1.4 million in accounts payable related primarily to the Company's purchases of equipment for the Company's Network expansion and operations.

     In the first three quarters of 1998, the Company continued to use working capital to purchase additional equipment necessary to the expansion of the Company's facilities and capacity. During this period, the Company also used working capital to fund the creation of joint ventures in Latin America and the Caribbean.

SOURCES OF CAPITAL

     In the third quarter of 1998, the Company financed the purchase of $6.9 million of equipment by entering into three notes with the seller, another telecommunications company with which the Company has also entered into agreements for the development of a telecommunications network in eight South American countries. These notes provide for monthly payments of principal and interest of approximately $167,000 including principal and interest, through 2003. These notes are secured by the financed equipment as well as by pledges of securities of various of the Company's subsidiaries. The Company has available under these financing arrangements approximately $2.0 million in additional funding, all of which is committed to the purchase of additional equipment and start-up expenses related to the continuing implementation of the Company's international telecommunications network.

     The development and expansion of the Company's network facilities, including construction of the Company's international telecommunications network, together with acquisitions and joint ventures to enter into new markets or expand in existing markets, funding of working capital needs and investment in the Company's management information systems will require significant additional investment. The Company is currently negotiating with investment bankers and other lenders to obtain additional funding to provide the Company with sufficient capital to fund planned capital expenditures. There can be no assurance, however, that the Company will consummate any particular financing. If the Company is unable to raise additional funds, there can be no assurance that the Company's business strategy will be successful. There can also be no assurance that the Company will not need additional financing sooner than anticipated. The need for additional financing will depend on factors such as the rate and extent of the Company's international expansion, increased expenditures for equipment and for personnel necessary for the Company's development, development of the Company's foreign joint venture operations, and increased sales and marketing expenses. Also, the amount of the Company's actual future capital requirements will depend upon many factors that are not within the Company's control, including competitive conditions (particularly with respect to the Company's ability to attract incremental traffic or acquire new operations at favorable prices) and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of available financing, together with internally generated funds, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's operations and/or development and expansion plans could be curtailed, delayed, or abandoned.

UNCERTAINTIES

     The Company continues to face many risks and uncertainties, including general and specific market economic risks. The exploitation of the opportunities presented by the Company's foreign operations and the completion of the System being developed for Resurgens will require substantial capital. In the event that Resurgens fails to comply with its agreements under the Resurgens contract, and the Company is unable to obtain a substitute purchaser for its services, the Company would have to fund the resulting shortfall from its working capital. The result of this funding would reduce the funds available to finance and expand the Company's strategy to compete in the international long distance services business. Also, any economic, political or other crisis in any of the Company's principal markets could result in a curtailment of revenues available to the Company.

     The international long distance market, although large and rapidly growing, is also very competitive. The Company generates a significant amount of its revenues from providing international long distance services. Additionally, the Company's plans call for the Company to deploy significant assets in Latin America and the Carribean. The Company will continue to compete in this market with companies that have greater experience and substantially greater resources, both financial and otherwise. In addition, the Company faces certain additional risks in competing in this market, including changes in U.S. and foreign government regulations and telecommunications standards, dependence on strategic partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. The Company will be increasingly exposed to these risks as the Company expands its presence in this market and in foreign countries.

     The Company's operations and growth in this business is dependent on its ability to expand its capacity through investments in additional facilities or entering into termination arrangements with other carriers. There can be no assurance that the Company will be successful in raising the capital required to fund the additional facilities or to enter into such arrangements with other carriers, in which case the Company's operations, the future growth in this business and the ability to compete effectively against competitors with significantly more resources could be materially adversely affected.

FOREIGN CURRENCY RISK

     The general economic conditions of all of Latin America and the Carribean (the Company's principal markets) are greatly affected by the fluctuations in exchange rates and inflation. The Company's foreign currency risk is mitigated to some extent due to the fact that many of the Company's customers are multinational firms that transact and pay in U.S. dollars. However, as the Company expects to generate increasing amounts of its revenues from foreign operations, the Company will be forced to transact business in the local currency and will therefore be subject to foreign currency risk with respect to these transactions. The Company may choose to limit its exposure to foreign currency risk through the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that any foreign currency hedging strategy would be successful in avoiding exchange-related losses.

YEAR 2000 ("Y2K") COMPLIANCE

     The Company has reviewed its operating equipment and applications software to determine its exposure to any Y2K disruptions. The operating equipment includes:

     1.  the telephone switching hardware;

     2. the computers that run the Company's VoIP (Voice over Internet Protocol) traffic and the connection to the Internet;

     3. the backup equipment (uninterrupted power supplies, redundant components, etc.); and

     4.  the computer systems used to operate the business applications.

     The applications software includes:

     1. the customer billing software package, generated from the original call detail records, which the Company installed in September of 1998;

     2. the accounting software package, which encompasses the general ledger, accounts payable and receivable, fixed asset, etc.; and

     3. all office automation package software, from word processing through project management, the Company strives to use the latest version of commercially available packages.

     In the opinion of senior management, all significant Y2K issues have been addressed and resolved with respect to the operating equipment and applications software. To better respond to the Y2K issues, the Company has changed its current telephone switching processor in favor of a newer architecture Nortel DMS switch which is expected to be available in January 1999.

     The Company may be vulnerable to the failure of its customers to be Y2K compliant, which may adversely affect their ability to pay their bills on time. Although the Company fully expects to be Y2K complaint with regards to its internal operating equipment and applications software, the failure of any of the Company's significant suppliers or customers to correct a material Y2K problem could result in an interruption of service or normal business activities. Due to the general uncertainty pertaining to the Y2K problem, and the ability of vendors and customers to ready themselves, the Company is unable to determine at this time whether the consequences of a failure related to Y2K problems will have a material adverse impact on the Company.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     World Access Communications Corp. ("WACC"), a subsidiary of the Company, has sued Boston Communications Inc. ("Boston") for failing to provide support and maintenance for pre-paid cellular switching platforms sold to WACC and for interfering with a contract between WACC and one of its customers. Boston has countersued for approximately $400 Thousand it claims it is due with respect to the equipment sale. The case is pending in the U.S. District Court for the Southern District of Florida. WACC believes that it has complied in all respects with the equipment purchase contract and that the amounts claimed by Boston are not yet due. This matter is presently in the initial stages of discovery. Consequently, the Company cannot yet make an analysis of any liability WACC may be subject to thereunder, if any.

     Telecommunications Services, Inc. ("TSI"), a subsidiary of the Company, has been sued by, and has countersued, Advanced Telecommunications Corp. and Transcall America, Inc. ("ATC"). The case was formerly pending in Dade County Florida Circuit Court, and has been referred to the Florida Public Service Commission ("FPSC") for resolution of various matters. The FPSC held commission hearings in the matter on November 3, 1998, but has not yet issued its written ruling. ATC is seeking from TSI the amount of $640 Thousand, plus interest. In its counterclaim, TSI asserts errors in connection with billing by ATC that could reduce, expunge, or exceed the amount allegedly owed, along with damages for lost profits for wrongful termination of services by ATC and Transcall. An audit by a C.P.A. retained by TSI indicates that a credit of approximately $470 Thousand plus interest is due. An audit performed by a C.P.A. within the FPSC indicates that a credit of approximately $139,000 is due. In the event of an adverse ruling, TSI has the right either to file an immediate appeal to the Florida First District Court of Appeal or to continue the case in the Circuit Court with respect to its counterclaim. The Company is currently evaluating TSI's options in this matter. The Company does not believe that an adverse ruling would have a material adverse effect on the Company's operations because TSI is a non-operating entity without assets and is not involved in any of the Company's businesses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 28, 1998, the Company issued 9,500,000 shares of its common stock to the two shareholders of Terra Telecommunications Corp. ("Terra-Florida") in connection with the acquisition of 100% of the outstanding shares of Terra-Florida. The two shareholders of Terra-Florida are also officers and directors of Terra-Florida and they participated in the negotiations of the transaction and they executed the Agreement with the Company and in the Agreement they represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent. The Company relied on the exemption provided by Section 4(2).

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          27.1   Financial Data Schedule for the        Filed electronically
                 quarterly period ended September 30,   herewith
                 1998

     (b) REPORTS ON FORM 8-K. On September 28, 1998, the Company filed form 8-K (amended by form 8-K/A filed on November 13, 1998), which reported on Items 1, 2 and 7. In the Form 8-K, the Company announced the acquisition of all of the issued and outstanding common stock of Terra-Florida in exchange for shares of the Company's Common Stock. The acquisition of Terra-Florida (accounting acquirer) by the Company (nonoperating shell) is considered in substance to be a capital transaction and is accounted for in a manner similar to a reverse acquisition.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 20th of November, 1998.

                                    TERRA TELECOMMUNICATIONS CORP.
                                     (Registrant)



                                    By:/s/ Joel Esquenazi
                                       Joel Esquenazi, President and
                                       Chief Executive Officer



                                    By:/s/ David C. Langle
                                       David C. Langle, Principal Financial
                                       and Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION

   27.1      Financial Data Schedule for the quarterly    Filed electronically
             period ended September 30, 1998.             herewith