Form 10KSB/A
period 1997-12-31
TERRA TELECOMMUNICATIONS CORP
filed 1998-12-04
CIK 1023129

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-KSB/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended: December 31, 1997

                       Commission File No. 000-21381


                         TERRA TELECOMMUNICATIONS CORP.
                       (Formerly Cypress Capital, Inc.)
     ----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                         84-1349551
--------------------------------                   ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

           1101 Brickell Avenue, Suite 200, Miami, Florida  33131
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (305) 577-9000

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

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

                            FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                   INDEX

     Report of Independent Certified Public Accountants          F-2

     Financial Statements:

          Balance Sheet                                          F-3
          Statements of Operations                               F-4
          Statement of Changes in Stockholders' (Deficit)        F-5
          Statement of Cash Flows                                F-6
          Notes to Financial Statements                          F-7

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

March 25, 1998

                               CYPRESS CAPITAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1997

                                     ASSETS

Current Assets:
  Cash                                            $       271
       Total Current Assets                               271
                                                  -----------

Organization costs, net of amortization                   175
                                                  -----------

TOTAL ASSETS                                      $       446
                                                  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $       811
  Advances payable, related parties                     2,500
                                                  -----------
       Total Current Liabilities                        3,311
                                                  -----------

TOTAL LIABILITIES                                       3,311
                                                  -----------

Stockholders' Equity:
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   none issued and outstanding                              -
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   1,250,000 issued and outstanding                       125
  Additional Paid In Capital                           12,375
  Accumulated (Deficit)                               (15,365)
                                                  -----------
TOTAL STOCKHOLDERS' (DEFICIT)                          (2,865)
                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)     $       446
                                                  ===========













The accompanying notes are an integral part of the financial statements.

                               CYPRESS CAPITAL, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                              For the         For the
                                             Period from     Period from
                                            June 14, 1996   June 14, 1996
                            For the year     (Inception)     (Inception)
                               Ended           through         through
                            December 31,     December 31,    December 31,
                               1997             1996            1997
                            ------------    -------------   --------------

Revenue                     $     -         $     -         $     -
                            ----------      ----------      ----------

Expenses:
  Advertising                     -              1,002           1,002
  Amortization                      50              25              75
  Legal and audit fees           2,674          10,684          13,358
  Other                            535             395             930
                            ----------      ----------      ----------
                                 3,259          12,106          15,365
                            ----------      ----------      ----------

Net (Loss)                  $   (3,259)     $  (12,106)     $  (15,365)
                            ----------      ----------      ----------

Per Share                          nil      $     (.01)     $     (.01)
                            ==========      ==========      ==========

Weighted Average Shares
  Outstanding                1,250,000       1,250,000       1,250,000
                            ==========      ==========      ==========
























The accompanying notes are an integral part of the financial statements.

                              CYPRESS CAPITAL, INC.
                         (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
       For the Period from June 14, 1996 (date of inception) through
                              December 31, 1997


                 Pre-                              Addi-
                 ferred         Common            ional   Accumu-
                 No./   Stock   No./       Stock  Paid-in lated
                 Shares Amount  Shares     Amount Capital (Deficit) Total
                 ------ ------  ---------- ------ ------- --------- -------

Balance at
June 14,
1996               -     $ -             - $  -   $  -    $   -     $   -

Common stock
issued for
cash, at incep-
tion, at $.01
per share          -       -    1,250,000   125    12,375     -       12,500

Net loss-
year ended
December 31,
1996               -       -          -       -      -     (12,106)  (12,106)
                  ---    ----   ---------  ----   ------- --------  --------

Balance at
December 31,
1996               -       -    1,250,000   125    12,375  (12,106)      394

Net loss-
year ended
December 31,
1997               -       -          -       -      -      (3,259)   (3,259)
                  ---    ----   ---------  ----   ------- --------  --------

Balance at
December 31,
1997               -     $ -    1,250,000  $125   $12,375 $(15,365) $ (2,865)
                  ===    ====   =========  ====   ======= ========  ========















The accompanying notes are an integral part of the financial statements.

                                CYPRESS CAPITAL, INC.
                           (A Development Stage Company)

                               STATEMENT OF CASH FLOWS
                 For the Period from June 14, 1996 (date of inception)
                               through December 31, 1997

                                              For the         For the
                                             Period from     Period from
                                            June 14, 1996   June 14, 1996
                            For the year     (Inception)     (Inception)
                               Ended           through         through
                            December 31,     December 31,    December 31,
                               1997             1996            1997
                            ------------    -------------   --------------

Operating Activities:
 Net (Loss)                   $(3,259)        $(12,106)       $(15,365)
 Adjustment to reconcile
  net (loss) to net cash
  provided by operating
  activities:
   Amortization                    50               25              75
   Increase (Decrease) in
    accounts payable and
    accrued expenses              710             (149)            561
                              -------         --------        --------

 Net Cash (Used in)
  Operating Activities         (2,499)         (12,230)        (14,729)
                              -------         --------        --------

Cash Flows from Investing
 Activities                      -                -               -

Cash Flows from Financing
 Activities:
  Advances from related
   parties                      2,500             -              2,500
  Issuance of common stock       -              12,500          12,500
                              -------         --------        --------

Net Cash Provided by
 Financing Activities           2,500           12,500          15,000
                              -------         --------        --------

Increase in Cash                    1              270             271

Cash, Beginning of Period         270             -               -
                              -------         --------        --------

Cash, End of Period           $   271         $    270        $    271
                              =======         ========        ========

Interest Paid                 $  -            $   -           $   -
                              =======         ========        ========

Income Taxes Paid             $  -            $   -           $   -
                              =======         ========        ========

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

     (d)  Income Taxes

     As of December 31, 1997, the Company had net operating losses available for carryover to future years of approximately $15,365, expiring in various years through 2012. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1997, the Company has total deferred tax assets of approximately $3,073 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $3,073. Thus, no tax assets have been recorded in the financial statements as of December 31, 1997.

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Common Stock Issued

     During the period ended December 31, 1996 the Company issued 1,250,000 restricted shares of common stock for $12,500 cash.

(4)  Related Party Transaction

     The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations.

     During the year ended December 31, 1997, advances totaling $2,500 were made to the Company by two shareholders of the Company. These advances have no written repayment terms, do not bear interest and are uncollateralized.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    TERRA TELECOMMUNICATIONS CORP.
                                      (Formerly Cypress Capital, Inc.)
                                      (Registrant)



                                    By:/s/ Joel Esquenazi
Date: December 4, 1998                 Joel Esquenazi, President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                   TITLE                  DATE


/s/ Joel Esquenazi            President and Chief      December 4, 1998
Joel Esquenazi                Executive Officer



/s/ David C. Langle           Principal Financial      December 4, 1998
David C. Langle               and Accounting Officer